Form 10-Q
period 2013-03-31
Percipience Global Corp
filed 2013-05-14
CIK 1559132

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2013

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2013 (unaudited) and
December 31, 2012                                               1

Statements of Operations for the Three Months Ended
March 31, 2013 and for the Period from July 23, 2012
(Inception) to March 31, 2013 (unaudited)                       2

Statements of Cash Flows for the Three Months Ended
March 31, 2013 and for the Period from July 23, 2012
(Inception) to March 31, 2013 (unaudited)                       3

Notes to Financial Statements (unaudited)                       4-7

______________________________________________________________________

                       WALLGATE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS


  ASSETS
                                                   March 31,        December 31,
						      2013             2012
                                                   ------------      ----------
                                                   (unaudited)
  Current assets
    Cash                                         $      2,000       $    2,000
                                                  ------------      -----------
            Total assets                         $      2,000       $    2,000
                                                  ============      ===========

 LIABILITIES AND SSTOCKHOLDERS' EQUITY

 Current liabilities                             $          -       $      350
                                                  ------------      -----------

            Total liabilities                               -              350
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding                                     2,000            2,000

  Additional paid-in capital                            2,157            1,007

  Accumulated deficit                                  (2,157)          (1,357)
                                                  ------------      -----------
         Total stockholders' equity                     2,000            1,650
                                                  ------------      -----------
        Total liabilities and stockholders'
        equity                                   $      2,000       $    2,000
                                                  ============      ===========


   The accompanying notes are an integral part of these financial statements

______________________________________________________________________

                       WALLGATE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                               (unaudited)

                                                  For the period from
                               For the three      July 23, 2012
                               months ended       (Inception) to
                               March 31, 2013     March 31, 2013
                               --------------     -----------------

Revenues                       $           -       $            -

Cost of revenue
                                           -                    -
                               --------------     -----------------
Gross profit                               -                    -

Operating expenses                       800                 2,157
                               --------------     -----------------
                                           0                     0
                               --------------     -----------------
Loss before income tax                  (800)               (2,157)

Income tax                                 -                     -
                               --------------     -----------------
Net loss                       $        (800)     $         (2,157)
                               ==============     =================

Loss per share -
   basic and diluted           $       (0.00)     $          (0.00)
                               ==============     =================

Weighted average shares-
   basic and diluted               20,000,000            20,000,000
                               ==============     =================


The accompanying notes are an integral part of these financial statements

______________________________________________________________________
                     WALLGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                                (unaudited)

                                                             For the
                                                             period from
                                            For three       July 23, 2012
                                          months ended      (Inception) to
                                          March 31, 2013    March 31, 2013
                                          -------------     --------------
OPERATING ACTIVITIES

 Net loss                                  $      (800)      $    (2,157)
 Changes in Operating Assets and
         Liabilities

   Accrued liablities                             (350)                -
                                          -------------     --------------

   Net cash used in operating activities        (1,150)           (2,157)
                                          -------------     --------------

FINANCING ACTIVITIES

 Proceeds from issuance of common stock              -             2,000

 Proceeds from stockholders' additional
       paid-in capital                           1,150             2,157
                                          -------------     --------------
   Net cash provided by financing
       activities                                1,150             4,157
                                          -------------     --------------
 Net increase in cash                                -             2,000

 Cash, beginning of period                       2,000                 -
                                          =============     ==============
 Cash, end of period                      $      2,000       $     2,000
                                          =============     ==============


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

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Wallgate Acquisition Corporation ("Wallgate" or "the Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Wallgate has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Fordgate will attempt to locate and negotiate with a business entity for the combination of that target company with Wallgate. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Wallgate will be successful in locating or negotiating with any target company. Wallgate has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of March 31, 2013 and December 31, 2012.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2013 and December 31, 2012, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,157 as of March 31, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance
Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income
(AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the consolidated financial statements.

 Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405):
Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of
Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December
15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

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

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2013, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.
As of March 31, 2013, the stockholders made a capital contribution in the amount of totally $2,157 to pay the operating expenses incurred by the Company.

NOTE 5 -- SUBSEQUENT EVENT

At the time of filing this Report, the Company has entered into a definitive agreement for the change of control of the company. At the time of preparation of this Report, the agreement has not become fully executed and effected. The form 8-K noticing such change in control will be filed by the Company at the time that such agreement takes effect.

In expectation of such change in control, the Company has changed its name from Wallgate Acquisition Corporation to Percipience Global
Corporation and filed a Form 8-K with the Securities and Exchange
Commission noticing such name change.


______________________________________________________________________

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Percipience Global Corporation (formerly Wallgate Acquisition Corporation) (the "Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

	Since inception Wallgate has been in the developmental stage and its operations to date have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

     At the time of filing this Report, the Company has entered into a definitive agreement for the change of control of the company. At the time of preparation of this Report, the agreement has not become fully executed and effected. The form 8-K noticing such change in control will be filed by the Company at the time that such agreement takes effect.

      In expectation of such change in control, the Company changed its name from Wallgate Acquisition Corporation to Percipience Global
Corporation and filed a Form 8-K with the Securities and Exchange
Commission noticing such name change.

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

     In analyzing prospective business opportunities, Wallgate may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Wallgate to search for and enter into potential business opportunities.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     Wallgate has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, Wallgate offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company.

     As of March 31, 2013, Wallgate has not generated revenues and has no income or cash flows from operations since inception. The continuation of Wallgate as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Wallgate. Tiber Creek Corporation will pay all expenses incurred by Wallgate until a change in control is effected, without repayment.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Wallgate has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On July 31, 2012, Wallgate issued the following shares of its common stock:

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

                            PERCIPIENCE GLOBAL CORPORATION

                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   May 10, 2013