Form 10-Q
period 2013-06-30
Percipience Global Corp
filed 2013-08-19
CIK 1559132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-54833

PERCIPIENCE GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-1873979
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7 Gale Drive

Valley Stream, New York 11581

(Address of principal executive offices) (zip code)

888-906-8875

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Stock, par value $0.0001	20,000,000 shares

Documents incorporated by reference: None

PART I.

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3

Statements of Operations for the Three Months Ended June 30, 2013 and for the Six Months Ended June 30, 2013 and the Period from July 23, 2012 (Inception) to June 30, 2013 (unaudited)	4

Statements of Cash Flows for the Six Months Ended June 30, 2013 and the Period from July 23, 2012 (Inception) to June 30, 2013 (unaudited)	5

Notes to Financial Statements (unaudited)	6-8

PERCIPIENCE GLOBAL CORPORATION

(FORMERLY WALLGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	June 30, 2013	December 31, 2012
	(unaudited)
Current asset
Cash	$150	$2,000
Total asset	$150	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	$-	$350
Total liabilities	-	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares	150	2,000
authorized; 1,500,000 and 20,000,000 shares issued and
outstanding as of June 30, 2013 and December 31, 2012, respectively
Additional paid - in capital	57,624	1,007
Accumulated deficit	(57,624)	(1,357)
Total stockholders' equity	150	1,650
Total liabilities and stockholders' equity	$150	$2,000

The accompanying notes are an integral part of these financial statements.

PERCIPIENCE GLOBAL CORPORATION

(FORMERLY WALLGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months	For the six months	For the period from
	ended June 30, 2013	ended June 30, 2013	July 23, 2012
			(Inception) to June 30, 2013

Revenue	$-	$-	$-

Operating expenses	55,467	56,267	57,624
Loss before income tax	(55,467)	(56,267)	(57,624)
Income tax	-		-

Net loss	$(55,467)	(56,267)	$(57,624)

Loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average shares - basic and diluted	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

PERCIPIENCE GLOBAL CORPORATION

(FORMERLY WALLGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months	For the period
	ended June 30, 2013	from July 23, 2012
		(Inception) to
		June 30, 2013
OPERATING ACTIVITIES
Net loss	$(56,267)	$(57,624)
Changes in operating assets and liabilities
Accrued liabilities	(350)	-

Net cash used in operating activities	(56,617)	(57,624)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	100	3,950
Redemption of common stock	(1,950)	(1,950)
Proceeds from stockholders' additional paid-in capital	56,617	57,624
Net cash provided by financing activities	54,767	57,624

Net increase in cash	(1,850)	2,000

Cash, beginning of period	2,000	-

Cash, end of period	$150	$2,000

The accompanying notes are an integral part of these financial statements.

PERCIPIENCE GLOBAL CORPORATION

(FORMERLY WALLGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Wallgate Acquisition Corporation ("Wallgate” or “the Company”) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Wallgate has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. Wallgate will attempt to locate and negotiate with a business entity for the combination of that target company with Wallgate. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Wallgate will be successful in locating or negotiating with any target company. Wallgate has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2013 and December 31, 2012.

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

PERCIPIENCE GLOBAL CORPORATION

(FORMERLY WALLGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2013 and December 31, 2012, there are no outstanding dilutive securities.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

• Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

• Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

• Level 3 inputs are unobservable inputs for the asset or liability.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $57,624 as of June 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

PERCIPIENCE GLOBAL CORPORATION

(FORMERLY WALLGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Not Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2013, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

On May 7, the Company redeemed a total of 19,500,000 of the then 20,000,000 shares of outstanding stock at redemption price of $0.0001 per share for a total of $1,950.

On May 8, Percipience Global Corporation issued 1,000,000 shares of its common stock pursuant at par of the total outstanding 1,500,000 shares of common stock.

As of June 30, 2013, the stockholders made a capital contribution in the amount of totally $57,624 to pay the operating expenses incurred by the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Percipience Global Corporation. ("Percipience" or the "Company") is a development stage company and has sustained operating losses since its inception. It has an accumulated deficit of $57,624 as of June 30, 2013.

The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue since its inception, although, the Company has since adopted a business plan that it intends to initially fulfill using the proceeds of private placement of preferred shares. The Company received a capital contribution in the amount of $57,624 from its stockholders to pay operating expenses incurred by the Company, all as outlined below.

The Company (formerly Wallgate Acquisition Corporation) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company has been in the developmental stage since inception.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

On May 7, 2013, the Company effected a change in control by the following events:

1. The Company redeemed an aggregate of 19,500,000 of the 20,000,000 shares of then-outstanding stock, at a redemption price of $.0001 per share, for an aggregate redemption price of $1,950.

2. The then-current officers and directors resigned, and Gordon P. Drucker was named director and President.

On May 8, 2013, the Company issued 500,000 shares of its common stock to Gordon P. Drucker and 500,000 shares of its common stock to Christopher A. Parris pursuant to Section 4(2) of the Securities Act of 1933.

On May 20, 2013, the shareholders of the Company elected Gordon P. Drucker and Christopher A. Parris to serve as the Company's directors. Simultaneously Mr. Parris was appointed as Vice President of the Company and Mr. Drucker continued as President and Secretary-Treasurer. The Board issued an additional 17,050,000 shares of common stock to Mr. Drucker (for an aggregate holding of 17,550,000) and 1,450,000 shares to Mr. Parris (for an aggregate holding of 1,950,000). Messrs. Drucker and Parris made a $40,000 capital contribution to the Company.

In anticipation of its private placement, the Company designated two classes of preferred stock: 5,000 shares designated as Class-A preferred (“A-Shares”) and 5,000 shares designated as Class-B preferred (“B-Shares”). The Company filed a Restatement of Certificate of Incorporation with the State of Delaware.

On July 17, 2013, the Company began a private placement of its A-Shares and B-Shares (the “Preferred Shares”), intending to raise between $500,000 and $5,000,000 pursuant to Regulation D. The Offering, open only to financially eligible and suitably sophisticated acquaintances in selected states, obtained subscriptions aggregating $620,000 through August 1, 2013.

The Preferred Shares are non-voting but entitle their respective holders to a dividend with priority over (and separate from) the common shares.

The Company's Board has adopted a business plan. The business plan anticipates that the Company will offer narrow-purpose lines of credit to as few as one, and as many as five, third-party businesses. The Company anticipates that each borrower would draw on its line of credit in order to buy and improve single-family houses.

Each draw on the line of credit by the borrower would increase the interest-earning principal amount owing by the borrower to the Company. Each borrower would execute to the benefit of the Company a perfected-and-priority lien encumbering the purchased house (i.e. a mortgage). The borrower would also give the Company a policy of title insurance. Thus, the Company's assets would consist of its portfolio of secured lines of credit receivable and corresponding mortgages.

The Company anticipates that most of the proceeds from its private placement would create the pool of dollars to fund the intended lines of credit, although a portion of that money will pay (a) the commission owed to the broker-dealer engaged by the Company to place the Preferred Shares, and (b) any and all start-up costs in excess of the costs for which the shareholders of common stock have agreed to pay.

Revenues

During the period covered by this Report, the Company received no income, had no operations nor expenses, other than Delaware state fees and legal and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Subsequent to the period covered by this Report, the Company commenced a private placement of its Preferred Stock and has received subscriptions aggregating $620,000. In addition, the Company received a $40,000 capital contribution from Messrs. Drucker and Parris and a commitment to make additional capital contributions of no less than $60,000.

Results of Operations

As of June 30, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $57,624. The Company has no operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of the unaudited financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2013, the disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shares of common stock issued by the Company have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

During the past three years, the Company has issued the following common shares:

On July 31, 2012, Wallgate issued the following shares of its common stock:

Name	Number of Shares	Consideration

Tiber Creek Corporation	10,000,000	$1,000
MB Americus LLC	10,000,000	$1,000

On May 7, 2013 the Company redeemed 19,500,000 shares of its then-outstanding common stock from the above-named shareholders. Tiber Creek Corporation retained 500,000 shares of common stock.

On May 8, the Company issued 500,000 shares of common stock to Gordon P. Drucker, President of the Company and 500,000 shares of common stock to Christopher A. Parris, Vice-President of the Company.

On May 20, 2013, the Company issued an additional 17,050,000 shares of common stock to Gordon P. Drucker and 1,450,000 shares to Christopher A. Parris

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this Report, the shareholders elected Gordon P. Drucker and Christopher A. Parris to serve as directors of the Company.

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1.1	Restated Certificate of Incorporation

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERCIPIENCE GLOBAL CORPORATION

By: /s/ Gordon P. Drucker
President and Principal executive officer
Principal financial officer

Dated: August 19, 2013

